Form 10QSB
period 1996-03-31
PHYSICIANS LASER SERVICES INC /FL
filed 1996-05-22
CIK 740695

Law Office of
Frank Brady, P.A.
370 W. Camino Gardens Blvd.
Suites 336 & 337
Boca Raton, FL 33432

Phone: (407) 338-9256
  Fax: (407) 338-5824


May 22, 1996



Securities and Exchange Commission
Washington, D.C. 20549

Re: Physicians Laser Services, Inc.
    Commission File No. 2-89401

Gentlemen:

     On behalf of Physicians Laser Services, Inc. f/k/a Ex-Cel Resources, Inc., Commission file no. 2-89401 (the "Registrant"), I enclose Registrant's Form 10-QSB for the quarter ended March 31, 1996. Registrant has previously filed Form 12b-25 requesting an extension of time to file the Form 10-QSB for its first fiscal quarter of 1996 pursuant to Rule 12b-25 of the Rules under the Securities Exchange Act of 1934 on May 15, 1996.

     Thank you for your prompt attention to this request.


Very truly yours,

Frank Brady, p.a.



By:/s/ Frank R. Brady, Esq.
Attorney for Registrant

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(x)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES ACT OF 1934

For the quarterly period ended March 31, 1996

or

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES ACT OF 1934

For the transition period from               to

Commission file number             2-89401

PHYSICIANS LASER SERVICES, INC. (f/k/a EX-CEL RESOURCES, INC.)
(Exact name of small business issuer as Specified in its Charter)

   Delaware                         13-3188137
(State of incorporation)        (IRS identification no.)

3200 N. Federal Highway, Suite 226, Boca Raton, FL 33432
(Address of Principal Executive Office)

Registrant's telephone number, including area code:(561) 750-2300

P.O. Box 907, Boca Raton, FL 33429-0907
(Former address, if changed since last report)

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days:  Yes  x   or No

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities
Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court. Yes      No     .

APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 4,011,817 shares as of December 31, 1995.

                                PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

               SEE EXHIBIT C ATTACHED

Item 2.  Management's Discussion and Analysis or Plan of Operation.

       (a) Plan of Operation: N/A

       (b) Management's Discussion and Analysis of Financial Condition and Results of Operation - (1) Full Fiscal Years: The Registrant has been dormant and has not conducted general business operations for the 5 years preceding December 31, 1995. Commencing in the last quarter of 1995, the Registrant commenced business operations as a going concern through its subsidiary, Physicians Laser Services of Florida, Inc. ("PLSF"), which in turn was incorporated in early February of 1995. Consequently, it is not possible to make financial comparisons with previous years results. It should be noted that the Registrant is a growth company.

       (b)(2)(i) Liquidity: The Registrant's audited balance sheet for fiscal year end 1995 shows a deficit in working capital of $122,530. Included in this working capital deficit is $52,500 in convertible debentures payable, which were converted to common stock in the first quarter of 1996. The remaining working capital deficit was reduced in the first quarter of 1996 by an equity infusion of $61,000 and improving cash flows from operations.

     The working capital deficit improved form a negative $122,530 as of December 31, 1995 to a negative $55,859 as of March 31, 1996 (a decrease of $66,676 or approximately 54.5%). Net worth improved by $63,905 (or approximately 47%) from a negative $136,295 as of December 31, 1995 to a negative $72,390 as of March 31, 1996.
Sales increased from an average of $20,780 per month during fiscal year 1995 to an average of $28,267 per month for the first three months of 1996, which represents an average increase in sales of approximately 36% or $7,487 per month.

       (b)(2)(ii) Internal and external sources of liquidity: The Registrant expects a major increase in liquidity for the balance of 1996, which will be generated by the exercise of options for the purchase of 947,500 shares of its common stock (priced from $0.25 to $2.00 per share). These options have the potential to generate $618,500 in additional equity, if all are exercised, and will expire within the next 6 to 11 months.

       Liquidity should also increase as a result of cash flow from operations, which is expected to amount to $330,000 based on the opening of 2 new mobile laser routes on Florida's west coast (i.e., between Ft. Meyers and Bradenton), and completion of the acquisition of a Connecticut based mobile laser company described in Item 5 below, which is expected to close on or before June 30, 1996.
       The cost of initiating the two new mobile laser routes on Florida's west coast is expected to be approximately $25,000 per route, and it is expected that the cash outlay with the Connecticut acquisition will be approximately $175,000. The sources of liquidity previously noted should be more than sufficient to cover forecasted needs.

     (b)(2)(iii) Material commitments for capital expenditures and the expected sources fo funds for such expenditures: Other than as previously noted above, there are no additional material commitments for capital expenditures expected.

     (b)(2)(iv) Known trends, events or uncertainties that have had or are reasonably expected to have a material impact on net sales
or revenues or income:   The known trends, events or uncertainties
that Registrant reasonably expects to have a material favorable impact on income include its plans to acquire other mobile laser companies operating and located throughout the United States. Through March of 1996, the Registrant has identified 14 acquisition candidates and discussions are underway with 3 such companies. A contract for the first acquisition was completed on or about April 25, 1996 and is expected to close on or about June 30, 1996. The acquisitions are anticipated to be made through the issuance of the Registrant's common stock (restricted by S.E.C. rule 144) in exchange for the target laser company's common stock, and the payment of certain amounts of cash, which the Registrant plans to raise through the sale of its stock.

     In addition, the Registrant expects its revenues to increase as more physicians are recruited as customers for the rental of its mobile lasers in the Registrant's primary service area in south Florida, and as physicians are recruited as customers for the rental of its mobile lasers on Florida's west coast.

     (b)(2)(v) Significant elements of income or loss that do not arise from the Registrant's continuing operations: see (b)(2)(iv) above.

     (b)(2)(vi) Causes for any material changes from period to period in one or more line items: The Registrant entered into a lease for occupancy of new office space in mid-May, 1996, which will increase its rental expense line item by approximately $1,100 per month over that shown in the Registrant's 10-K for 1995 and over that shown in the financial statements accompanying this Form 10-QSB.

     (b)(2)(vii) Seasonal aspects that had a material effect on the financial condition or results of operations: None during the reporting period to which this Form 10-QSB relates; however, revenues during the summer season are traditionally lower in south Florida than during the fall, winter and spring. The Registrant expects that the increase in its physician customer base will offset any seasonal revenue loss during the summer of 1996.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

       NONE

Item 2.  Changes in Securities.

       NONE

Item 3.  Defaults Upon Senior Securities.

       NONE

Item 4.  Submission of Matters to a Vote of Securities Holders

       NONE

Item 5.  Other Information.

       A contract for the acquisition of all outstanding shares of common stock ("Stock Purchase Agreement") of a closely held Connecticut corporation known as United Laser Systems, Inc. ("ULS"), which is the successor corporation to United Laser Systems, LLC, was signed by the Registrant on April 25, 1996. Disclosure of the details of this acquisition was filed with the Securities and Exchange Commission via Form 8-K dated May 14, 1996, which is hereby incorporated into this Form 10-QSB by this reference. The closing of the Stock Purchase Agreement is expected to close on or about June 30, 1996. Also, the Registrant entered into an agreement with Windridge Yacht Charters, Inc., a closely held Florida corporation, for the investment by Windridge Yacht Charters, Inc. of $50,000 for the purchase of a total of 33,334 shares of such common stock at a price of $1.50 per share and for the repurchase of such shares by the Registrant at a price of $2.00 per share at the option of the said investor on or before September 15, 1996. The stock purchased by Windridge Yacht Charters, Inc. is restricted under Rule 144 of the Rules and Regulations under the Securities Act of 1933, as amended.

Item 6.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

(a) Exhibits:

       Articles of Incorporation
       Bylaws
       Quarterly unaudited financial statements

(b) Reports on form 8-K:

      Registrant filed one report on Form 8-K during the quarter for which this report is filed, which reported a change of control and plan of merger and share exchange between the Registrant and a closely held Florida corporation known as Physicians Laser Services of Florida, Inc. Full details of the events reported in the Form 8-K had been previously reported in the Registrant's Form 10-K for fiscal year ended December 31, 1995. The date of the filing of the Form 8-K was March 11, 1996.

SIGNATURES

       In accordance with the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed in its name and on its behalf in the City of Boca Raton, State of Florida on this 22nd day of May, 1996.

Physicians Laser Services, Inc.
f/k/a Ex-Cel Resources, Inc.


By:/s/ Raymond F. Stack, president
                        EXHIBIT A - BYLAWS


                            ARTICLE I
                             OFFICES

     SECTION 1. REGISTERED OFFICE.--The registered office shall be established and maintained at the office of the United States
Corporation Company, in the City of Dover, in the County of Kent, in the State of Delaware, and said corporation shall be the registered agent of this corporation in charge thereof.

     SECTION 2. OTHER OFFICES.--The corporation may have other offices, either within or without the State of Delaware, at such place or places as the Board of Directors may from time to time appoint or the business of the corporation may require.

                           ARTICLE II
                    MEETINGS OF STOCKHOLDERS

     SECTION 1. ANNUAL MEETINGS.--Annual meetings of stockholders, for the election of directors and for such other business as may be stated in the notice of the meeting, shall be held at such place either within or without the State of Delaware, and at such time and date as the Board of Directors, by resolution, shall determine and as set forth in the notice of meeting. In the event the Board of Directors fails to so determine the time, date and place of meeting, the annual meeting of stockholders shall be held at the registered office of the corporation in Delaware during the first week of June.

     If the date of the annual meeting shall fall upon a legal holiday, the meeting shall be held on the next succeeding business day. At each annual meeting, the stockholders entitled to vote shall elect a Board of Directors and they may transact such other corporate business as shall be stated in the notice of the meeting.

     SECTION 2. OTHER MEETINGS.--Meetings of stockholders for any purpose other than the election of directors may be held at such time and place, within or without the State of Delaware, gas shall be stated in the notice of the meeting.

     SECTION 3. VOTING.--Each stockholder entitled to vote in accordance with the terms of the Certificate of Incorporation and in accordance with the provision of these By-Laws shall be entitled to one vote, in person or by proxy, for each share of stock entitled to vote held by such stockholder but no proxy shall be voted after three years from its date unless such proxy provides for a longer period. Upon the demand of any stockholder, the vote for directors and the vote upon any question before the meeting, shall be by ballot. All elections for directors shall be decided by plurality vote; all other questions shall be decided by majority vote except as otherwise provided by the Certificate of Incorporation or the laws of the State of Delaware.
     A complete list of stockholders entitled to vote at the ensuing election, arranged in alphabetical order, with the address of each, and the number of shares held by each, shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

     SECTION 4. QUORUM.--Except as otherwise required by Law, by the Certificate of Incorporation or by these By-Laws, the presence, in person or by proxy, of stockholders holding a majority of the stock of the corporation entitled to vote shall constitute a quorum at all meetings of the stockholders. In case a quorum shall not be present at any meeting, a majority in interest of the stockholders entitled to vote thereat, present in person or by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until the requisite amount of stock entitled to vote shall be present. At any such adjourned meeting at which the requisite amount of stock entitled to vote shall be represented, any business may be transacted which might have been transacted at the meeting as originally noticed, but only those stockholders entitled to vote at the meeting as originally noticed shall be entitled to vote at any adjournment or adjournments thereof.

     SECTION 5. SPECIAL MEETINGS.--Special meetings of the stockholders for any purpose or purposes may be called by the President or Secretary, or by resolution of the directors.

     SECTION 6. NOTICE OF MEETINGS.--Written notice, stating the place, date and time of the meeting, and the general nature of the business to be considered, shall be given to each stockholder entitled to vote thereat at his address as it appears on the records of the corporation, not less than ten nor more than sixty days before the date of the meeting. No business other than that stated in the notice shall be transacted at any meeting without the unanimous consent of all the stockholders entitled to vote thereat

     SECTION 7. ACTION WITHOUT MEETING.--Unless otherwise provided by the Certificate of Incorporation, any action required to be taken at any annual or special meeting of stockholders, or any action which may be taken at any annual or special meeting, may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.

                           ARTICLE III
                            DIRECTORS

     SECTION 1. NUMBER AND TERM.--The number of directors shall be three. The directors shall be elected at the annual meeting of the stockholders and each director shall be elected to serve until his successor shall be elected and shall qualify. Directors need not be stockholders.

     SECTION 2. RESIGNATIONS.--Any director, member of a committee or other officer may resign at any time. Such resignation shall be made in writing, and shall take effect at the time specified therein, and if no time be specified, at the time of its receipt by the President or Secretary. The acceptance of a resignation shall not be necessary to make it effective

     SECTION 3. VACANCIES.--If the office of any director, member of a committee or other officer becomes vacant, the remaining directors in office, though less than a quorum by a majority vote, may appoint any qualified person to fill such vacancy, who shall hold office for the unexpired term and until his successor shall be duly chosen.

     SECTION 4. REMOVAL.--Except as hereinafter provided, any director or directors may be removed either for or without cause at any time by the affirmative vote of the holders of a majority of all the shares of stock outstanding and entitled to vote, at a special meeting of the stockholders called for the purpose and the vacancies thus created may be filled, at the meeting held for the purpose of removal, by the affirmative vote of a majority in interest of the stockholders entitled to vote.

     Unless the Certificate of Incorporation otherwise provides, stockholders may effect removal of a director who is a member of a classified Board of Directors only for cause. If the Certificate of Incorporation provides for cumulative voting and if less than the entire board is to be removed, no director may be removed without cause if the votes cast against his removal would be sufficient to elect him if then cumulatively voted at an election of the entire Board of Directors, or, if there be classes of directors, at an election of the class of directors of which he is a Part.

     If the holders of any class or series are entitled to elect one or more directors by the provisions of the Certificate of Incorporation, these provisions shall apply, in respect to the removal without cause of a director or directors so elected, to the vote of the holders of the outstanding shares of that class or series and not to the vote of the outstanding shares as a whole.

     SECTION 5. INCREASE OF NUMBER.--The number of directors may be increased by amendment of these By-Laws by the affirmative vote of a majority of the directors, though less than a quorum, or by the affirmative vote of a majority in interest of the stockholders, at the annual meeting or at a special meeting called for that purpose, and by like vote, the additional directors may be chosen at such meeting to hold office until the next annual election and until their successors are elected and qualify.

     SECTION 6. POWERS.--The Board of Directors shall exercise all of the powers of the corporation except such as are by law, or by the Certificate of Incorporation of the corporation, or by these By-Laws conferred upon or reserved to the stockholders.

     SECTION 7. COMMITTEES.--The Board of Directors may, by resolution or resolutions passed by a majority of the whole Board, designate one or more committees, each committee to consist of two or more of the directors of the corporation. The Board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. In the absence or disqualification of any member of such committee or committees, the member of members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member.

     Any such committee, to the extent provided in the resolution of the Board of Directors, or in these By-Laws, shall have and may exercise the powers of the Board of Directors in the management of the business and affairs of the corporation, and may authorize the seal of the corporation to be affixed to all papers which may require it; but no such committee shall have the power or authority in reference to amending the Certificate of Incorporation, adopting an agreement of merger or consolidation, recommending to the stockholders the sale, lease or exchange of all or substantially all of the corporation's property and assets, recommending to the stockholders a dissolution of the corporation or a revocation of a dissolution, or amending the By-Laws of the corporation; and, unless the resolution, these By-Laws, or the Certificate of Incorporation expressly so provide, no such committee shall have the power or authority to declare a dividend or to authorize the issuance of stock.

     SECTION 8. MEETINGS.--The newly elected directors may hold their first meeting for the purpose of organization and the transaction of business, if a quorum be present, immediately after the annual meeting of the stockholders; or the time and place of such meeting may be fixed by consent in writing of all the directors.

     Regular meetings of the directors may be held without notice at such places and times as shall be determined from time to time by resolution of the directors.

   Special meetings of the Board may be called by the President or by the Secretary on the written request of any two directors on at least two day's notice to each director and shall be held at such place or places as may be determined by the directors, or as shall be stated in the call of the meeting.

     Unless otherwise restricted by the Certificate of Incorporation or these By-Laws, members of the Board of Directors, or any committee designated by the Board of Directors, may participate in a meeting of the Board of Directors, or any committee, by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and such participation in a meeting shall constitute presence in person at the meeting.

     SECTION 9. QUORUM.--A majority of the directors shall constitute a quorum for the transaction of business. If at any meeting of the Board there shall be less than a quorum present, a majority of those present may adjourn the meeting from time to time until a quorum is obtained, and no further notice need be given other than by announcement at the meeting which shall be so adjourned.

     SECTION 10. COMPENSATION.--Directors shall not receive any stated salary for their services as directors or as members of committees, but by resolution of the Board a fixed fee and expenses of attendance may be allowed for attendance at each meeting. Nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity as an officer, agent or otherwise, and receiving compensation therefor.

     SECTION 11. ACTION WITHOUT MEETING.--Any action required or permitted to be taken at any meeting of the Board of Directors, or of any committee thereof, may be taken without a meeting, if prior to such action a written consent thereto is signed by all members of the Board, or of such committee as the case may be, and such written consent is filed with the minutes of proceedings of the Board or committee.

                           ARTICLE IV
                            OFFICERS

     SECTION 1. OFFICERS.--The officers of the corporation shall be a President, a Treasurer and a Secretary, all of whom shall be elected by the Board of Directors and who shall hold office until their successors are elected and qualified. In addition, the Board of Directors may elect a Chairman, one or more Vice Presidents and such Assistant Secretaries and Assistant Treasurers as they may deem proper. None of the officers of the corporation need be directors. The officers shall be elected at the first meeting of the Board of Directors after each annual meeting. More than two offices may be held by the same person.

     SECTION 2. OTHER OFFICERS AND AGENTS.--The Board of Directors may appoint such other officers and agents as it may deem advisable, who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board of Directors.

     SECTION 3. CHAIRMAN.--The Chairman of the Board of Directors, if one be elected, shall preside at all meetings of the Board of Directors and he shall have and perform such other duties as from time to time may be assigned to him by the Board of Directors

     SECTION 4. PRESIDENT.--The President shall be the chief executive officer of the corporation and shall have the general powers and duties of supervision and management usually vested in the office of President of a corporation. He shall preside at all meetings of the stockholders, if present thereat, and in the absence or non-election of the Chairman of the Board of Directors, at all meetings of the Board of Directors, and shall have general supervision, direction and control of the business of the corporation. Except as the Board of Directors shall authorize the execution thereof in some other manner, he shall execute bonds, mortgages and other contracts in behalf of the corporation, and shall cause the seal to be affixed to any instrument requiring it and when so affixed the seal shall be attested by the signature of the Secretary or the Treasurer or an Assistant Secretary or an Assistant Treasurer.

     SECTION 5. VICE PRESIDENT.--Each Vice-President shall have such powers and shall perform such duties as shall be assigned to him by the directors.

     SECTION 6. TREASURER.--The Treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate account of receipts and disbursements in books belonging to the corporation. He shall deposit all moneys and other valuables in the name and to the credit of the corporation in such depositaries as may be designated by the Board of Directors.

     The Treasurer shall disburse the funds of the corporation as may be ordered by the Board of Directors or the President, taking proper vouchers for such disbursements. He shall render to the President and the Board of Directors at the regular meetings of the Board of Directors, or whenever they may request it, an account of all his transactions as Treasurer and of the financial condition of the corporation. If required by the Board of Directors, he shall give the corporation a bond for the faithful discharge of his duties, in such amount and with such surety as the Board shall prescribe.

     SECTION 7. SECRETARY.--The Secretary shall give, or cause to be given, notice of all meetings of stockholders and directors, and all other notices required by law or by these By-Laws, and in case of his absence or refusal or neglect so to do, any such notice may be given by any person thereunto directed by the President, or by the directors, or stockholders, upon whose requisition the meeting is called as provided in these By-Laws. He shall record all the proceedings of the meetings of the corporation and of the directors, in a book to be kept for that purpose, and shall perform such other duties as may be assigned to him by the directors or by the President. He shall have the custody of the seal of the corporation and shall affix the same to all instruments requiring it, when authorized by the directors or the President, and attest the same

     SECTION 8. ASSISTANT TREASURERS AND ASSISTANT SECRETARIES -- Assistant Treasurers and Assistant Secretaries, if any, shall be elected and shall have such powers and shall perform such duties as shall be assigned to them, respectively, by the directors

                            ARTICLE V
                          MISCELLANEOUS

     SECTION 1. CERTIFICATES OF STOCK.--Certificates of stock, signed by the Chairman or Vice Chairman of the Board of Directors, if they be elected, President or Vice President, and the Treasurer or an Assistant Treasurer, or Secretary or an Assistant Secretary, shall be issued to each stockholder certifying the number of shares owned by him in the corporation. Any or all the signatures may be facsimiles.

     SECTION 2. LOST CERTIFICATES.--A new certificate of stock may be issued in the place of any certificate theretofore issued by the corporation, alleged to have been lost or destroyed, and the directors may, in their discretion, require the owner of the lost or destroyed certificate, or his legal representatives, to give the corporation a bond, in such sum as they may direct, not exceeding double the value of the stock, to indemnify the corporation against any claim that may be made against it on account of the alleged loss of any such certificate, or the issuance of any such new certificate.

     SECTION 3. TRANSFER OF SHARES.--The shares of stock of the corporation shall be transferable only upon its books by the holders thereof in person or by their duly authorized attorneys or legal representatives, and upon such transfer the old certificates shall be surrendered to the corporation by the delivery thereof to the person in charge of the stock and transfer books and ledgers, or to such other person as the directors may designate, by whom they shall be canceled, and new certificates shall thereupon be issued. A record shall be made of each transfer and whenever a transfer shall be made for collateral security, and not absolutely, it shall be so expressed in the entry of the transfer.

     SECTION 4. STOCKHOLDERS RECORD DATE.--In order that the corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which shall not be more than sixty nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

     SECTION 5. DIVIDENDS.--Subject to the provisions of the Certificate of Incorporation, the Board of Directors may, out of funds legally available therefor at any regular or special meeting, declare dividends upon the capital stock of the corporation as and when they deem expedient. Before declaring any dividend there may be set apart out of any funds of the corporation available for dividends, such sum or sums as the directors from time to time in their discretion deem proper for working capital or as a reserve fund to meet contingencies or for equalizing dividends or for such other purposes as the directors shall deem conducive to the interests of the corporation.

     SECTION 6. SEAL.--The corporate seal shall be circular in form and shall contain the name of the corporation, the year of its creation and the words "CORPORATE SEAL DELAWARE". Said seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise.

     SECTION 7. FISCAL YEAR.--The fiscal year of the corporation shall be determined by resolution of the Board of Directors.

     SECTION 8. CHECKS.--All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the corporation shall be signed by such officer or officers, agent or agents of the corporation, and in such manner as shall be determined from time to time bs resolution of the Board of Directors.

     SECTION 9. NOTICE AND WAIVER OF NOTICE.--Whenever any notice is required by these By-Laws to be given, personal notice is not meant unless expressly so stated, and any notice so required shall be deemed sufficient if given by depositing the same in the United States mail, postage prepaid, addressed to the person entitled thereto at his address as it appears on the records of the corporation, and such notice shall be deemed to have been given on the day of such mailing. Stockholders not entitled to vote shall not be entitled to receive notice of any meetings except as otherwise provided by Statute.

     Whenever any notice whatever is required to be given under the provisions of any law, or under the provisions of the Certificate of Incorporation of the corporation or these By-Laws, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

                           ARTICLE VI
                           AMENDMENTS

     These By-Laws may be altered or repealed and By-Laws may be made at any annual meeting of the stockholders or at any special meeting thereof if notice of the proposed alteration or repeal of By-Law or By-Laws to be made be contained in the notice of such special meeting, by the affirmative vote of a majority of the stock issued and outstanding and entitled to vote thereat, or by the affirmative vote of a majority of the Board of Directors, at any regular meeting of the Board of Directors, or at any special meeting of the Board of Directors, if notice of the proposed alteration or repeal, or By-Law or By-Laws, to be made, be contained in the notice of such special meeting.

                         EXHIBIT B - CHARTER
STATE OF DELAWARE
SECRETARY OF STATE
DIVISION OF CORPORATIONS
FILED 09:00 AN 12/29/1995
960050876 - 949433
                                       CERTIFICATE FOR RENEWAL
                                       AND REVIVAL OF CHARTER

        EX-CEL RESOURCES, INC., a corporation organized under the laws of Delaware, the charter of which was voided for non-payment of taxes, now desires to procure a restoration, renewal and revival of its charter, and hereby certifies as follows;

        1. The name of this corporation is EX-CEL RESOURCES, INC.

        2. Its registered office in the State of Delaware is located at 3 Christina Center, 201 N. Walnut Street, City of Wilmington zip code 19801 County of newcastle, and the name and
address of its registered agent is     THE COMPANY CORPORATION, 3
Christina Center, 201 N. Walnut Street, Wilmington, DE 19801.

        3. The date of filing of the original Certificate of Incorporation in Delaware was December 7, 1982.

        4. The date when restoration, renewal and revival of charter of this company is to commence is the 28th day of February, 1996 being prior to the date of the expiration of the charter.
This renewal and revival of charter of this corporation is to be perpetual.

        5. This corporation was duly organized and carried on the business authorized by its charter until the 1st day of March A.D., 1995, at which time its charter became inoperative and void for non-payment of taxes and this certificate for renewal and revival is filed by authority of the duly elected directors of the corporation in accordance with the laws of the state of Delaware.

IN WITNESS WHEREOF, the corporation has caused this certificate to be signed by an authorized officer this 21st day of February, A.D. 1996.

By: /s/ Raymond F. Stack
      authorized officer
STATE OF DELAWARE
SECRETARY OF STATE
DIVISION OF CORPORATIONS
FILED 09:00 AN 12/29/1995
950312298 - 949433


ARTICLES OF AMENDMENT TO ARTICLES OF INCORPORATION
OF Ex-Cel Resources, Inc.

        Pursuant to the provisions of the Delaware General Corporation Act, the undersigned officer of Ex-Cel Resources, Inc. (the "Corporation") does hereby execute, in the name and on behalf of the Corporation, the following Articles of Amendment to the Corporation's Articles of Incorporation, which amendment was approved by the affirmative vote of the shareholders and directors of the Corporation on the 4th day of October, 1995:

        1. The Articles of Incorporation are hereby amended for the purpose of changing the name of the corporation from Ex-Cel
Resources, Inc. to "Physicians Laser Services, Inc."

        2. The Articles of Incorporation, as hereby amended, shall remain in full force and effect in all other particulars.

        3. These Articles of Amendment have been adopted and approved by the affirmative vote of the registered owners of a majority of all issued and outstanding common stock of the Corporation, and the number of votes cast in favor of the amendment specified in these Articles of Amendment was sufficient for approval by said owners of the common stock. These Articles of Amendment have also been approved by unanimous consent of the directors of the Corporation on the 4th day of October, 1995 and shall take effect immediately.

        IN WITNESS WHEREOF, these Articles of Amendment have been executed in the name and on behalf of Ex-Cel Resources, Inc. by its undersigned president and its undersigned secretary this 4th day of October, 1995.


Ex-Cel Resources, Inc.

By:/s/ Raymond F. Stack, president



[seal]

Attest:

/s/ Frank R. Brady, Esq.
assistant secretary of the corporation

                  EXHIBIT C - UNAUDITED FINANCIAL  STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                                  March 31, 1996


Current Assets:
        Cash in banks and on hand                     $  8,039
        Accounts receivable                             10,959
        prepaid interest                                58,949

        Total current assets                            77,947

Fixed assets, net of accumulated
  depreciation of $44,029                              163,085

Other assets:
        Security deposits                               11,233

TOTAL ASSETS:                                         $252,265



Current liabilities:
        Current maturities of
          long term debt                              $ 32,200
        Current maturities of
          capitalized leases                            71,439
        Accounts payable and
          accrued expenses                              30,167

        Total Current Assets                          $133,806

Long Term Debts:
        Long term debt, net of
          current maturities                           111,893
        Long term capitalized leases
          net of current maturities                     78,956

        Total Long Term Debts                          190,849

Shareholders' Equity
        Common stock                                    41,611
        Paid in capital                                 40,084
        Retained earnings (deficit)                   (154,085)

        Total shareholders' equity                     (72,390)


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $252,265

                  CONSOLIDATED STATEMENT OF INCOME
             FOR THE THREE MONTHS ENDED MARCH 31, 1996

Revenues                                              $84,800

Operating expenses:
        Wages                                 $ 34,232
        Professional fees                       14,770
        Interest                                10,082
        Depreciation                            12,714
        Insurance                                9,207
        Equipment leases                        23,259
        Truck rental                             1,166
        Office expenses                            571
        Telephone                                3,170
        Advertising                              2,870
        Auto and van expense                     2,807
        Equipment repairs                            9
        Rent                                       831
        Travel and entertainment                 3,157
        Laser supplies                             715
        bank charges                                46
        Bad debts                                2,789
        Dues and subscriptions                      69
        Miscellaneous expenses                     910
        Repairs and maintenance                  2,208
        Payroll taxes                            5,051
        corporate expenses                       3,126
        Contributions                              636

        Total operating expenses                      134,396


Net (loss) from operations                            (49,596)