Form 10QSB
period 1996-06-30
PHYSICIANS LASER SERVICES INC /FL
filed 1996-08-30
CIK 740695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(x)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES ACT OF 1934

For the quarterly period ended June 30, 1996

or

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

3200 N. Federal Highway, Suite 226, Boca Raton, FL 33431
(Address of Principal Executive Office)

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

     State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 5,347,150 shares as of June 30, 1996.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         SEE ATTACHED EXHIBIT

Item 2.  Management's Discussion and Analysis or Plan of Operation.

       (a) Plan of Operation: N/A

       (b) Management's Discussion and Analysis of Financial Condition and Results of Operation - (1) Full Fiscal Years: The Registrant has been dormant and has not conducted general business operations for the 5 years preceding December 31, 1995. Commencing in the last quarter of 1995, the Registrant commenced business operations as a going concern through its subsidiary, Physicians Laser Services of Florida, Inc. ("PLSF"), which was incorporated in early February of 1995. Consequently, it is not possible to make financial comparisons with previous years results. It should be noted that the Registrant is a growth company.

       (b)(2)(i) Liquidity: Based on unaudited second quarter figures, the working capital deficit improved from a negative $122,530 as of December 31, 1995 to a negative $72,596 as of June 30, 1996 (a decrease of $49,934 or approximately 41.0%). Retained earnings as shown in the attached Balance Sheet contain $164,085 in accumulated losses as shown on the EX-CEL Resources, Inc. Balance Sheet contained in the Form 10Q from September 30, 1995. These losses were generated by EX-CEL Resources, Inc. prior to the merger with Physicians Laser Services, Inc. This negative figure continues to impact current net worth figures. Net worth improved by $198,378 (or approximately 114%) from a negative $136,295 as of December 31, 1995 to a positive $62,083 as of June 30, 1996. Sales increased to an average of $61,765 per month during fiscal year 1996 from an average of $21,934 per month during fiscal year 1995, which represents an average increase in sales of approximately 282% or $39,831 per month.

       (b)(2)(ii) Internal and external sources of liquidity: The Registrant expects a major increase in liquidity for the balance of 1996, which will be generated by the exercise of options for the purchase of 812,300 shares of its common stock (priced from $0.25 to $2.00 per share). These options have the potential to generate $551,900 in additional equity, if all are exercised, and will expire within the next 3 to 8 months.

       Liquidity should also increase as a result of positive cash flow from operations, which is expected to amount to $110,000 for the 6 months ending December 31, 1996. This cash flow will be generated by the two existing subsidiaries PLSF (Florida) and PLSC (Connecticut), as well as three additional subsidiaries (New York, Ohio and Virginia) for which Letters of Intent have been executed. PLSF is expected to contribute $15,000 which includes a new route which has begun to operate on Florida's west coast. PLSC is expected to contribute $52,000. PLSNY (New York) is expected to break even, Tri-State Laser Corp. (Ohio) is expected to contribute $23,000 and Mobilase, Inc. (Virginia) is expected to contribute $20,000. These revenue figures reflect the fact that the new acquisitions will not be fully operational until the last quarter of 1996. Revenues from this group of subsidiaries should exceed $2.5 million in 1997, which does not take into account the additional revenue which will be generated by the expected acquisition of sclero (varicose vein) and hair removal lasers.

     The Registrant expects an additional, major increase in liquidity as a result of an Option Agreement signed on July 29, 1996 with a merchant banking firm in Vienna, Austria for the purchase of 500,000 shares of the Registrant's 144 shares at a cost of $2.00 per share. This option will expire on January 31, 1997.

     The cost of initiating the new mobile laser route on Florida's west coast is expected to be approximately $25,000. The cash outlay required for PLSC is also expected to be approximately $50,000. $50,000 in costs is also projected for each of the three companies with whom Letters of Intent have been executed. The sources of liquidity previously noted should be more than sufficient to cover forecasted needs.

     (b)(2)(iii) Material commitments for capital expenditures and the expected sources for funds for such expenditures: Other than as previously noted above, there are no additional material commitments for capital expenditures expected.

     (b)(2)(iv) Known trends, events or uncertainties that have had or are reasonably expected to have a material impact on net sales
or revenues or income:   The known trends, events or uncertainties
that Registrant reasonably expects to have a material favorable impact on income include its plans to acquire other mobile laser companies operating and located throughout the United States. Through August of 1996, the Registrant has identified 10 acquisition candidates. The acquisitions are anticipated to be made through the issuance of the Registrant's common stock (restricted by S.E.C. rule 144) in exchange for the target laser company's common stock.

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

     (b)(2)(vi) Causes for any material changes from period to period in one or more line items: None.

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

       NONE

Item 3.  Defaults Upon Senior Securities.

       NONE

Item 4.  Submission of Matters to a Vote of Securities Holders

       NONE

Item 5.  Other Information.

     Letters of Intent for the following companies has been executed, with the expectation that the purchase of these companies will be completed on or before September 30, 1996 based on the issuance of the Registrants common stock, which will be restricted under S.E.C. rule 144:

               Mobilase Inc.            Orange, VA
               PLSNY, Inc.              West Lawrence, NY
               Tri-State Laser Corp.    Williamsburg, OH

     From the period beginning April 1, 1996 and ending August 22,1996,the following shares of common stock have been issued from the Registrant's treasury: 437,000 shares of unrestricted stock under S.E.C. Rule S-8, which was filed on May 8, 1996, including 146,000 shares to officers and employees. 750,000 shares of restricted stock under S.E.C. Rule 144 were issued to Don and Linda Hunt for the acquisition of United Laser Services, Inc. of Connecticut. 20,000 shares of restricted stock under S.E.C. Rule 144 were issued to employees, and 5,000 shares of restricted stock was sold to a private investor at $1.75 per share.

Item 6.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

(a) Exhibit(s):

       Quarterly unaudited financial statements

(b) Reports on Form 8-K:

         NONE

SIGNATURES

       In accordance with the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed in its name and on its behalf in the City of Boca Raton, State of Florida on this 22nd day of August, 1996.

Physicians Laser Services, Inc.
f/k/a Ex-Cel Resources, Inc.


By:/s/ Raymond F. Stack, president
                    EXHIBIT A - UNAUDITED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1996


Current Assets:
        Cash and cash equivalents                     $ 28,518
        Accounts receivable                             22,016
        prepaid interest                                32,985

        Total current assets                            83,519

Fixed assets, net of accumulated
  depreciation of $37,433
  $7,980 and $30,070                                   276,873

Other assets:
        loans receivable - officer                      47,259
        Deferred interest expense                       22,661
        other                                           13,779

TOTAL ASSETS:                                         $447,091



Current liabilities:
        Accounts payable - trade                      $ 35,307
        Current maturities of
          long term debt                              $ 79,556
        Current maturities of
          capitalized leases                            22,140
        Payroll taxes payable                           19,112

        Total Current liabilities                     $156,115

Long Term Debts:
        Long term debt, net of
          current maturities                            94,232
        Long term capitalized leases
          net of current maturities                    131,661

        Total Long Term Debts                          225,893

Shareholders' Equity
        Common stock                                    53,471
        Paid in capital                                180,651
        Retained earnings (deficit)                   (172,039)

        Total shareholders' equity                      62,083


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $444,091
                  CONSOLIDATED STATEMENT OF INCOME
             FOR THE THREE MONTHS ENDED JUNE 30, 1996

Revenues                                              $201,867

Cost of Sales                                           71,510

    Gross Profit                                       130,357

Operating expenses:
    Marketing Expenses                                   6,772
    General and Administrative expenses                152,556

    Total operating expenses                           159,328


Net (loss) from operations                            (28,971)

Other Expenses:

    Interest expense                                   13,297

NET INCOME (LOSS)                                   ($ 42,268)

Earnings (Loss) per share:

    common shares issued and out                    5,347,150
    (Loss) per share                                 ($0.015)
    (Loss) per share fully diluted                   ($0.012)