Form 10QSB/A
period 1996-06-30
PHYSICIANS LASER SERVICES INC /FL
filed 1996-10-22
CIK 740695

[ARTICLE] 5

[PERIOD-TYPE]                   6-MOS                   6-MOS                   YEAR
[FISCAL-YEAR-END]                          DEC-31-1995             DEC-31-1995             DEC-31-1995
[PERIOD-END]                               JUN-30-1996             JUN-30-1995             DEC-31-1995
[CASH]                                          28,518                   5,177                   6,447
[SECURITIES]                                         0                       0                       0
[RECEIVABLES]                                   22,016                  12,383                   7,496
[ALLOWANCES]                                         0                       0                       0
[INVENTORY]                                          0                       0                       0
[CURRENT-ASSETS]                                83,519                  64,227                  81,029
[PP&E]                                         276,873                 159,667                 175,819
[DEPRECIATION]                                  37,433                   7,980                  30,070
[TOTAL-ASSETS]                                 444,091                 235,126                 268,080
[CURRENT-LIABILITIES]                          156,115                  87,251                 203,559
[BONDS]                                              0                       0                       0
[PREFERRED-MANDATORY]                                0                       0                       0
[PREFERRED]                                          0                       0                       0
[COMMON]                                        53,471                  15,620                  40,118
[OTHER-SE]                                       8,612                (54,528)               (176,413)
[TOTAL-LIABILITY-AND-EQUITY]                   444,091                 235,126                 268,080
[SALES]                                        370,590                  78,088                 197,409
[TOTAL-REVENUES]                               370,590                  78,088                 197,409
[CGS]                                          134,929                  11,630                  46,084
[TOTAL-COSTS]                                  285,881                  98,396                 285,417
[OTHER-EXPENSES]                                     0                       0                       0
[LOSS-PROVISION]                              (50,220)                (31,938)               (134,092)
[INTEREST-EXPENSE]                              27,006                   6,970                  33,773
[INCOME-PRETAX]                               (77,226)                (38,908)               (167,865)
[INCOME-TAX]                                         0                       0                       0
[INCOME-CONTINUING]                           (77,226)                (38,908)               (167,865)
[DISCONTINUED]                                       0                       0                       0
[EXTRAORDINARY]                                      0                       0                       0
[CHANGES]                                            0                       0                       0
[NET-INCOME]                                  (77,226)                (38,908)               (167,865)
[EPS-PRIMARY]                                  (0.015)                 (0.010)                 (0.042)
[EPS-DILUTED]                                  (0.012)                 (0.009)                 (0.034)