Form 10QSB
period 1996-09-30
PHYSICIANS LASER SERVICES INC /FL
filed 1996-11-26
CIK 740695

Law Office of
Frank Brady, P.A.
370 W. Camino Gardens Blvd.
Suites 336 & 337
Boca Raton, FL 33432

Phone: (561) 338-9256
 Fax: (561) 338-5824


November 26, 1996


Securities and Exchange Commission
Washington, D.C. 20549

Re: Physicians Laser Services, Inc.
    Commission File No. 2-89401

Gentlemen:

     On behalf of Physicians Laser Services, Inc. f/k/a Ex-CelResources, Inc., Commission file no. 2-89401 (the "Registrant"), I am refiling the Registrant's Form 10-QSB for the quarter ended Sept. 30, 1996, which was initially filed on November 22, 1996 under accession number 0000740695-96-000021. Apparently, the document initially filed included an incorrect CIK Confirmation Code.

     Thank you for your prompt attention to this request.


Very truly yours,

Frank Brady, p.a.



By:/s/ Frank R. Brady, Esq.
Attorney for Registrant

      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(x)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES ACT OF 1934

For the quarterly period ended September 30, 1996

or

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 5,466,334 shares as of September 30, 1996.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         SEE EXHIBIT C ATTACHED

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     (a) Plan of Operation: The Registrant has the following cash requirements for November and December of 1996: $50,000 for general corporate operations, $25,000 for Corporate and Florida marketing expenses, $45,000 for collective marketing expenses at the three other existing subsidiary companies including Physician Laser Services of Connecticut, New York and Virginia, and a $30,000 reserve for contingencies. The total 1996 projected cash requirement is $150,000. The Registrant's cash needs for 1997 is expected to be $500,000, including a cash reserve for potential acquisitions.

 The Registrant expects to generate cash to cover these  needs as follows:
During the remainder of 1996 approximately $80,000 from continuing operations, $50,000 in cash presently on hand, and $50,000 from a private investor.

The Registrant expects to make one more acquisition prior to the end of 1996, for which a letter of intent has been executed. Sales for the year ended December 31, 1996 are projected to be approximately $1,000,000.

The Registrant expects to make four additional acquisitions during 1997, and expects to generate approximately $4,700,000 in sales with a pre-tax profit of approximately $716,000.

The Registrant expects to undertake a secondary offering of its securities in 1997 and to raise $3,000,000 as a result thereof.

In part these projections are contingent upon matters and market conditions beyond the Registrants' control, and therefore the Registrant cannot guarantee the results.

     (b) Management's Discussion and Analysis of Financial Condition and Results of Operation - (1) Full Fiscal Years: The Registrant has been dormant and has not conducted general business operations for the 5 years preceding December 31, 1995. Commencing in the last quarter of 1995, the Registrant commenced business operations as a going concern through its subsidiary, Physicians Laser Services of Florida, Inc. ("PLSF"), which was incorporated in early February of 1995, and acquired in October of 1995. Consequently, the Financial Statements of comparable periods in 1995 were restated as a result of pooling of interests. Additionally, the Registrant acquired Physicians Laser Services of Connecticut (PLSCT) in May of 1996 as a pooling of interests, which resulted in further restatement of prior period financials. Consequently, it is not possible to make comparisons with years prior to 1995. It should be noted that the Registrant is a growth company.

     (b)(2)(i) Liquidity: Based on unaudited third quarter figures, the working capital deficit improved from a negative $153,106 restated as of December 31, 1995 to a negative of $85,729 as of September 30, 1996, an improvement of $67,377 or approximately 44%. Retained earnings as shown in the attached balance sheet contain $154,085 in accumulated losses as shown on the Ex-Cel Resources, Inc. Balance Sheet contained in Form 10-Q from September 30, 1995. These losses were generated by Ex-Cel Resources, Inc. prior to the merger with Physicians Laser Services, Inc. This negative figure continues to impact current net worth figures. Net worth improved by $150,435 (or approximately 245%) from a negative of $61,958 restated as of December 31, 1995 to a positive
$88,477 as of September 30, 1996. Sales increased to an average of $55,236 per month during fiscal year 1996 from an average of $24,938 per month during fiscal year 1995, which represents an average increase in sales of approximately 222% or $39,298 per month. The Company experienced a net loss of $88,740. This figure included an extraordinary expense item of $40,000 and approximately $13,000 in depreciation. Notwithstanding these adjustments, the net loss would have been $35,740.

       (b)(2)(ii) Internal and external sources of liquidity: The
Registrant is showing $54,504 in cash and $11,934 in receivables on its 9/30/96 financial statement. The Registrant could experience an increase in liquidity for the balance of 1996.

       Liquidity could also increase as a result of positive cash flow from operations, which is expected to amount to $81,362 for the 3 months ending December 31, 1996. This cash flow will be generated by the four existing subsidiaries PLSF (Florida) and PLSCT (Connecticut), as well as two additional subsidiaries (Virginia and New York) which have been acquired as of October 30, 1996 and November 4, 1996 respectively. PLSCT and PLSF are expected to contribute $65,112 collectively. PLSNY is expected to lose $15,000, and PLSVA is expected to contribute $31,250. Revenues from this group of subsidiaries should equal $2.5 million in 1997, which does not take into account the additional revenue which will be generated by the expected acquisition of sclero (varicose vein) and hair removal lasers. Factors that may hinder this expectation include significant technology change, inability to obtain the capital necessary to purchase the required number of laser devices, increaes in competition in the market, and the Registrant's ability to obtain and retain new clients.

The cash outlay expected for each of the operating units (PLSI,PLSF,PLSCT, PLSNY and PLSVA) is expected to average $25,000 per unit, for a total of $75,000.

(b)(2)(iii) Material commitments for capital expenditures and the expected sources for funds for such expenditures: Other than as previously noted above, there are no additional material commitments for capital expenditures expected.

     (b)(2)(iv) Known trends, events or uncertainties that have had or are reasonably expected to have a material impact on net sales or revenues
or income:   The known trends, events or uncertainties that Registrant
reasonably expects to have a material favorable impact on income include its plans to acquire other mobile laser companies operating and located throughout the United States. Through August of 1996, the Registrant has identified 10 acquisition candidates. The acquisitions are anticipated to be made through the issuance of the Registrant's common stock (restricted pursuant to S.E.C. Rule 144) in exchange for the target laser company's common stock.

     In addition, the Registrant expects its revenues to increase as more physicians are recruited as customers for the rental of its mobile lasers in the Registrant's primary service area in South Florida, and as physicians are recruited as customers for the rental of its mobile lasers on Florida's west coast. However, increases in competition, the Registrant's inability to employ a sufficient marketing and sales force, among other factors, may adversely affect the Registrant's anticipated increase in revenue.

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

       NONE

Item 3.  Defaults Upon Senior Securities.

       NONE

Item 4.  Submission of Matters to a Vote of Securities Holders

       NONE

Item 5.  Other Information.

     A letter of intent, dated July 11, 1996, was entered into between the Registrant and Tri-State Laser Corp. (Tri-State) of Williamsborg, Ohio to acquire all of the outstanding securities of Tri-State. The transaction is anticipated to close on or before December 15, 1996. The Registrant shall issue an undetermined amount of its common stock, restricted pursuant to Rule 144, as consideration for the transaction.

	From the period beginning June 11, 1996, and ending October 30, 1996, the following shares of common stock have been issued from the Registrant's treasury: 186,950 shares of unrestricted stock under S.E.C. Rule S-8, which was filed on May 8, 1996. 325,066 shares and 231,728 shares under S.E.C. Rule 144 were issued to Mark Pinter and Jonah Yavne and Howard
Holderness, Jr. And Richard Snell for the purchase of PLSNY and Mobilase,
Inc. of Virginia respectively. 15,000 shares of restricted stock under S.E.C. Rule 144 were issued to employees, and 5,000 shares of restricted stock was sold to a private investor at $2.00 per share.

Item 6.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Exhibits:

       Letter of Intent, Tri-State Laser Corp.
       Quarterly unaudited financial statements

(b) Reports on Form 8-K:

					N/A

SIGNATURES

       In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its name and on its behalf in the City of Boca Raton, State of Florida on this 22nd day of November, 1996.

Physicians Laser Services, Inc.
f/k/a Ex-Cel Resources, Inc.


By:/s/ Raymond F. Stack, president
















EXHIBIT C LETTER OF INTENT



Date:		July 11, 1996

TO:		Allen Taylor and Colin Herd, MD.  Here (sometimes
		jointly herein called "Shareholder" of Tri-State
		Laser Corp., an Ohio Corporation (TLC).

FROM:		Physicians Laser Services, Inc.  (PLS)

PLS offers through this mutual non-binding Letter of Intent to Shareholder to acquire all of the issued and outstanding common stock of TLC, in exchange for Rule 144 Common Shares of PLS, under the terms herein, and subject to the conditions herein:

A. PLS will exchange with the Shareholder 100% of the issued and outstanding common shares of TLC for common shares of PLS on a closing date fixed below (Closing).

B. The number of PLS common shares to be received by Shareholder shall be as follows:

(1) There shall be a computation made by multiplying by five (5) TLC's income before taxes as shown by a compilation prepared by TLC's CPA and accepted by PLS of its projected balance sheet and income and expense statement for the 12 month period beginning November 1, 1996 (Base Period). The product of this multiplication shall be divided by $1.00 and the result to the nearest whole number shall be the nmber of PLS common shares received by Shareholder under the paragraph b(1).

(2) Within 90 days after the end of the Base Period, TLC shall have prepared for it an audit by its CPA of the Base Period (First Adjusted Base Period). To the extent the audited income before taxes of the First Adjusted Base Period exceeds the income before taxes of the Base Period, shall receive additional common share of PLS. The excess income before taxes shall be multiplied by five (5) and the product of this multiplication shall be divided by $1.00. The result subject to paragraph B(4), shall be the number of additional PLS common shares to be received by Shareholder, from the First Adjusted Base Period Computation. The shares to be received shall be adjusted to the nearest whole share.

(3) To the extent that the income before taxes in the First Adjusted Base Period is less than the income before taxes in the Base Period, Shareholder shall return to PLS in the amount computed as follows: the deficit between income before taxes of the First Adjusted Base Period and the income before taxes of the Base Period shall be multiplied by five (5) and the product of this multiplication amount shall be divided by $1.00, and its result shall be equal to the nearest number of whole shares to be returned to PLS.

(4)  a)	The adjustment provided for in Paragraphs B(2) and B(3) of additional shares shall not be limited.

      b)	The adjustment provided for Paragraphs B(2) and B(3) of "give-back"
shares shall be limited to 50% of the number of PLS shares received by the
Shareholder originally under the Base Period computation.

(5) Within 90 days after the end of the 12 months period ending 10/31/98, and upon completion of an audit by TLC's CPA (Second Adjusted Base Period), Shareholder may be eligible for additional shares of PLS stock. To the extent that the income before taxes as shown on the audited statement of the Second Adjusted Base Period exceeds the income before taxes of the First Adjusted Base Period, such excess shall be multiplied by five (5) and divided by $1.00. Shareholder shall be entitled to the nearest number of PLS whole shares equal to 50% of such amount.

(6) The $1.00 figure referred to herein was a number arrived at through negotiation between the parties. If at the time of computation under paragraph B(1), B(2), B(3) and B(4) PLS shares shall be publicly traded on average for less that $3.00 over the 20 previous trading days there shall be an equitable adjustment in the $1.00 figure.

C. Allen Taylor's Employment Contract shall state that he shall be employed as President of TLC with Compensation as stated in the Base Period for three years, and an additional two years provided he shall continue to hold 25% of PLS shares he shall receive herein as adjusted herein. Thereafter his employment Contract will be renewable annually unless notice to the contrary is received by the other party. Allen shall be elected to be a member to the Board of Directors of TLC so long as he shall continue to hold 25% of PLS shares he shall receive herein as adjusted herein.
Colin Herd, MD shall be elected to the Board of Directors of TLC so long as he shall continue to hold 25% of the PLS shares he shall receive herein as adjusted herein.

D. Allen Taylor shall receive an annual bonus based upon profits of TLC in accordance with the Base Period's Compilation.

E.  For a period of 5 years Colin Herd, MD shall have complimentary
(no charge) use of TLC lasers (that have been financed with Colin Herd, MD) in any medical practice located within the geographical area serviced by TLC. The dates that lasers will be provided to Colin Herd, MD shall be mutually arranged with TLC and shall be no less that 4 half days (where a half day is 4 hours) per month, per laser system, on average throughout each calendar year. If additional or extraordinary use of these lasers (that have been financed with Colin Herd, (MD) is requested by Colin
Herd, MD, and is made available by TLC, then a charge equal to 50% of the charge TLC has for that particular laser shall be paid to TLC. After the 5 year period, Colin Herd, MD shall continue to have TLC lasers provided under the terms of this paragraph provided he continues to hold 25% of PLS shares he shall receive herein and as adjusted herein. Also, so long as he continues to hold 25% of PLS shares he shall receive herein and as adjusted herein, Colin Herd, MD shall have access to lasers of other mobile laser companies which are subsidiaries of PLS if he were to have a medical practice within the service area of any such subsidiaries. The terms of such laser rental will be that laser charges shall be at 50% of the usual and customary charge or the lowest rate charged to any client, whichever is less. Further, if Colin Herd, MD provides additional professional service or consultation to TLC or PLS (for example, by teaching) then compensation for these services shall be mutually agreed upon.

F. PLS shall use its best efforts in providing working capital to TLC as provided in the Base Period's Compilation.

G. Closing shall take place within 30 days of the acceptance by PLS of the compilation referred to paragraph B(1).

H. This letter is not intended to be a binding contract. Rather, this letter is subject to the conditions set forth above, which shall constitute conditions precedent to the formation of a contract between PLS and Shareholder. Neither this letter of intent nor any other written or verbal expression of intent by PLS shall be binding unless and until a contract is executed between PLS and Shareholder and all other conditions set forth above have been met and satisfied.