Form 10QSB/A
period 1996-09-30
PHYSICIANS LASER SERVICES INC /FL
filed 1996-12-06
CIK 740695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

UNAUDITED FINANCIAL STATEMENTS
FOR THE 9 MONTHS ENDED SEPTEMBER 30, 1996


These statements contain all normally recurring adjustments that are common, in management's opinion, and necessary for a fair presentation.

Further, the financial statements are condensed and do not contain all disclosures required by General Accounting
Principles to be included in a full set of financial statements.

PHYSICIANS LASER SERVICES, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1996

                                            9/30/96     9/30/95    12/31/95
                                          (UNAUDITED) (UNAUDITED) (UNAUDITED)
ASSETS                                                  Restated    Restated

Current assets:
 Cash                                     $  54,504    $  17,718    $  23,571
 Receivables                                 11,934       12,120       11,496
 Prepaid expenses                            53,341       46,667       67,086
                                          ----------   ----------  ----------
  Total current assets                      119,779       76,505      102,153

Property, Plant & Equipment, net of
 Depreciation of $50,283, $15,196,
 $30,070, respectively                      270,365      282,918      356,471

Other assets:
 Security deposits                           12,717       11,232       11,868
 Deferred Interest                            7,543          ---          ---
 Organization expense                           950          ---          ---
 Loan receivable-Officer                     47,259          ---          ---
                                          ----------   ----------  ----------
    Total other assets                       68,469        11,232      11,868
                                          ----------   ----------  ----------
TOTAL ASSETS                              $ 458,613    $  370,655   $ 470,492
                                          ----------   ----------  ----------
LIABILITIES & EQUITY

Current Liabilities:
 Payables                                    68,106        21,407      47,420
 Loans payable-Employees                      5,274           ---         ---
 Current maturities of Long term debt       132,128       109,217     155,339
  Convertible debenture                         ---           ---      52,500
                                          ----------   ----------  ----------
   Total current liabilities                205,508       130,624     255,259
                                          ----------   ----------  ----------
Long term debt:
 Notes payable and Capitalized Leases,
  net of current maturities                 164,628       206,908     277,191
                                          ----------   ----------  ----------
Shareholders equity:
  Common stock                               54,663        15,620      40,118
  Common stock subscriptions                 45,000           ---         ---
  Paid in capital                           308,865       198,815     174,917
  Retained earnings (Deficit)              (320,051)     (181,312)   (276,993)
                                          ----------   ----------  ----------
    Total shareholders equity                88,477      ( 33,123)   ( 61,958)
                                          ----------   ----------  ----------
TOTAL LIABILITIES & EQUITY                $ 458,613    $  370,655   $ 470,492
                                          ----------   ----------  ----------

PHYSICIANS LASER SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
SEPTEMBER 30, 1996

                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                   SEPTEBMBER 30            SEPTEMBER 30
                                 1995         1996        1995         1996
                                    (UNAUDITED)              (UNAUDITED)
                                            Restated                 Restated
                              ----------   ----------  ----------  ----------
Revenues                      $ 126,533    $ 117,156    $ 497,123    $ 299,259

Cost of Sales                   105,796       25,376      240,725       47,537
                              ----------   ----------  ----------  -----------
Gross Profit                     20,737       91,780      256,398      251,722
                              ----------   ----------  ----------  -----------
Operating expenses:
 Marketing expense                8,801        5,222       27,240        8,038
 General & Administrative
  expenses                      132,092       77,391      399,534      181,246
                              ----------   ----------  ----------   ----------
    Total expenses              140,893       82,613      426,774      189,284
                              ----------   ----------  ----------   ----------
Operating (Loss)               (120,156)       9,167     (170,376)      62,438

Other income net of other expenses:
  Other income                   31,653          ---       31,653          ---
  Other expenses                 (  237)       4,437     ( 27,243)      14,032
                              ----------   ----------  ----------   ----------
                                 31,416        4,437        4,410       14,032
                              ----------   ----------  ----------   ----------
Net (Loss)                    $ (88,740)   $   4,730    $(165,966)   $  48,406
                              ----------   ----------  ----------   ----------
 Earnings (Loss) per share:
 Number of shares outstanding 5,466,334    1,662,000    5,466,334    1,662,000

 (Loss) on common stock &
 equivalents                  $  (.0162)                $  (.0304)

 (Loss) on 6,995,634
 fully diluted shares         $  (.0128)                $  (.0239)

 Earnings on common stock
 & equivalents                             $   .0028                 $   .0291

 Earnings on 2,062,000
 fully diluted shares                      $   .0023                 $   .0235


Physicians Laser Services, Inc.
Statement of Cash Flows
9 months ended 9/30,96, 6 months ended 6/30/96, & 12 months ended
12/31/95

                                              9/30/96    06/30/96    12/31/95

Cash flows from operating activities:
 Cash received from customers                $ 507,205   $ 88,628   $ 189,913
 Interest and dividends received                     8
 Other operating receipts                       22,000
 Cash paid to suppliers and employees         (667,344)  (200,812)   (254,334)
 Interest paid                                 (27,243)   (27,006)    (33,450)
 Increase in officer's loan                               (47,259)
 Increase in Deferred Interest Expense                    (22,661)
 (Increase) Decrease in Other Assets            15,230     (2,547)
 Increase) Decrease in Prepaid Expenses        (20,356)    34,101
 Non cash expense for Depreciation              58,013     45,041
 Increase (Decrease) in Accounts Payable        58,883
                                             ----------  --------  ----------
 Net cash provided (used) by operating
  activities                                   (53,604)  (132,515)    (97,871)
                                             ----------  --------  ----------
Cash flows from investing activities:

 Cash payments for the purchase of property    (51,505)  (146,095)   (205,889)
                                             ----------  --------  ----------
 Net cash provided (used) by investing
  activities                                   (51,505)  (146,095)   (205,889)
                                             ----------  --------  ----------

Cash flows from financing activities:

 Proceeds from issuance of long-term debt
351,974
 Proceeds from Convertible Debenture
52,500
 Proceeds from issuance of common stock        192,360    275,604      31,570
 Increase (Decrease) in security deposits
(11,232)
 Principal payments on long-term debt          (61,265)    25,077    (114,605)
                                             ----------  --------   ---------
 Net cash provided (used) by financing
  activities                                   131,095    300,681     310,207
                                             ---------- ---------   ---------
Net increase (decrease) in cash and
  equivalents                                   25,986     22,071       6,447

Cash and equivalents, beginning of year         28,518      6,447         ---
                                             ---------- ---------   ---------
Cash and cash equivalents, end of year       $  54,504  $  28,518    $  6,447
                                             ========== ==========   =========

Physicians Laser Services, Inc.
Statement of Cash Flows
For the years ended September 30, 1996, 1996 and 1995

                                     9/30/96        6/30/96       12/31/95

Reconciliation of net income to
 net cash provided by operating
 activities:

Net Income                          $ (165,966)     $ (77,226)    $ (167,865)
                                    -----------     ----------    -----------

 Adjustments to reconcile net
  income to net cash provided
  by operating activities:

  Depreciation and amortization         58,013         45,041         30,070
  (Increase) decrease in accounts
   receivable                           10,082        (14,520)        (7,496)
  (Increase) decrease in prepaid
   expenses                            (20,356)        34,101
  (Increase) decrease in other
   assets                               15,230        (72,467)
  Increase (decrease) in accounts
   payable                              49,393        (47,444)        22,023
  Increase (decrease) in payroll
   taxes payable                                                      25,397
                                    -----------     ----------    -----------
  Total adjustments                    112,362        (55,289)        69,994
                                    -----------     ----------    -----------
Net cash provided (used) by
 operating activities                $ (53,604)     $(132,515)     $ (97,871)
                                    ===========     ===========    ===========

                       PHYSICIANS LASER SERVICES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

NOTE 1:  ORGANIZATION AND BUSINESS:

The financial statements include the accounts of Physicians Laser
Services, Inc.(PLSI) and its wholly owned subsidiaries Physicians
Laser Services of Florida, Inc. (PLSF) and Physicians Laser
Services of Connecticut, Inc. (Formerly United Laser Systems, Inc.)
(PLSCT).

PLSI is a publicly owned corporation in existence since March 16, 1982. The company had no business operation during 1995. In September 1995 PLSI acquired 100% of the stock of PLSF. This combination was treated as a Pooling of Interests. During May 1996 PLSI acquired 100% of the stock of PLSCT. It was a closely-held Connecticut corporation that was a successor to a limited liability company owned by the same shareholders of PLSCT. This combination was treated as a Pooling of Interests and prior period financial statements were restated to reflect the pooled operations to include PLSCT.

Both PLSF and PLSCT operate businesses that rent laser equipment to Doctors, Clinics, and Hospitals in Florida, Connecticut and New
York, respectively. Daily rental of the medical lasers are delivered by van to the renters' locations by the company's technicians who assist the physicians in the use of the laser equipment.

The cost of the equipment and improvements is depreciated on the straight line and accelerated methods over the class life of the assets. Leasehold improvements are amortized over the shorter of the estimated useful lives, or the underlying lease term. Repairs and maintenance which do not extend the useful lives of the related assets are expensed.

NOTE 2:  LONG TERM DEBT

     Van Loans:
        Interest at 9.99% due in monthly
        installments of $440 including
        interest to July 2000, secured by a van       $ 16,556

        Interest at 9.99% due in monthly
        installments of $419 including interest to
        July 2000, secured by a van.                  $ 16,097

     Term Loans:
        Interest at 18.43% due in monthly
        installments of $1,230 inclusive of interest
        to February 2000 with a lump sum payment of
        $5,000 in March 2000, secured by
        personal guarantees of the Officers, and      $ 60,350
        Interest at 18.43% due in monthly installments
        of $615 inclusive of interest to February 2000
        with a lump sum payment of $2,000 in March
        2000, secured by personal guarantees of the
        Officers.                                     $ 30,175

        Lease - Laser equipment $2,423.46 per month
        - 23 months                                   $ 55,288

       Home equity loan by former owners of PLSCT
       as makers and guarantors, and secured by their
       personal residence, variable interest at 1.5%
       over Prime, with no fixed principal payments   $ 28,368

       Installment note approved up to $115,000,
       variable interest at 1.5% over Prime,
       monthly payments of principal and interest
       for 36 months secured by all business
       assets of PLSCT, liens on Laser equipment
       of PLSCT, and a third mortgage on prior
       stockholder's personal residence               $ 89,922
                                                    -----------
            Total long term debt                       296,756
       Less: current portion                           132,128
                                                    -----------
                                                      $164,628
                                                    ===========
Total maturities of long term debt are:
                  1996                  $  25,016
                  1997                    100,067
                  1998                     89,923
                  1999                     63,180
                  2000                     18,570
                                        ---------
                                        $ 296,756
                                        =========
NOTE 3:   CAPITALIZED LEASES:

The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense.

The following is a schedule of minimum lease payments due under capitalleases as of September 30, 1996:
                  1996                  $  12,805
                  1997                     51,221
                  1998                     41,077
                  1999                     22,140
                  2000                     18,570
                                        -----------
                                         $145,813
                                       ===========

NOTE 4:  STOCKHOLDERS' EQUITY:

The authorized capital of the company is 10,000,000 shares of Preferred Stock, Par Value $.25, and 10,000,000 shares of Common Stock, Par Value $.01. There are no shares issued of Preferred Stock. There are 5,466,334 shares of Common Stock issued and outstanding.

Options: As at September 30, 1996 there are options outstanding to purchase 994,300 shares of the Company's common stock at various prices from $.25 to $2.00 per share.

NOTE 5:  RELATED PARTY TRANSACTIONS:

In the normal course of business, the company performs laser rental services for entities that are owned by related individuals.

The company has entered into a sub-leasing agreement with an officer of the company for laser equipment. The company has no option to purchase this equipment at expiration of the lease.

Loan receivable - Officer is due from the former principal owner of PLSCT. It was on the records as of the date PLSCT combined with PLSI. He is now a stockholder of PLSI, and is the chief operating officer of PLSCT.


Item 2.  Management's Discussion and Analysis or Plan of Operation.

     (a) Plan of Operation: The Registrant's cash requirements for November and December of 1996 are as follows: $50,000 for general corporate operations, $25,000 for Corporate and Florida marketing expenses, $45,000 for collective marketing expenses for its three other existing subsidiary companies, Physician Laser Services of Connecticut ("PLSCT"), New York ("PLSNY") and Virginia ("PLSVA"), and a $30,000 reserve for contingencies. The total 1996 projected cash requirement is $150,000. The Registrant's cash needs for 1997 is expected to be $500,000, including a cash reserve for potential acquisitions.

The Registrant expects to meet its cash requirements as follows:
During the remainder of 1996 the Company expects to generate approximately $80,000 from continuing operations, and $15,000 from a private lender. The Company presently has $50,000 cash on hand.

The Registrant expects to make one more acquisition prior to the end of 1996, pursuant to an executed Letter of Intent. Sales for the year ended December 31, 1996 are projected to be approximately $1,000,000. As of September 30,1996, the Company has had $497,123 in sales.

The Registrant intends to make four acquisitions during 1997, and as a result of these acquisitions, expects to generate approximately $4,700,000 in sales with a pre-tax profit of approximately $716,000.

The Registrant intends to privately offer additional securities in 1997, and anticipates raising approximately $3,000,000 in capital as a result of such offering.

In part these projections are contingent upon matters and market conditions beyond the Registrants' control, and therefore the Registrant cannot guarantee the results.

     (b) Management's Discussion and Analysis of Financial Condition and Results of Operation - (1) Full Fiscal Years: The Registrant has been dormant and has not conducted general business operations for the 5 years preceding December 31, 1995. Commencing in the last quarter of 1995, the Registrant commenced business operations as a going concern through its subsidiary, Physicians Laser Services of Florida, Inc. ("PLSF"), which was incorporated in early February of 1995, and acquired by the Registrant in October of 1995. Consequently, the Financial Statements of comparable periods in 1995 were restated as a result of pooling of interests. Additionally, the Registrant acquired Physicians Laser Services of Connecticut (PLSCT) in May of 1996 as a pooling of interests, which resulted in further restatement of prior period financials. Consequently, it is not possible to make comparisons with years prior to 1995. It should be noted that the Registrant is a growth company.

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

       (b)(2)(ii) Internal and external sources of liquidity: The Registrant is showing $54,504 in cash and $11,934 in receivables on its 9/30/96 financial statement. The Registrant could experience an increase in liquidity for the balance of 1996 as a result of positive cash flow from operations, which is expected to amount to $81,362 for the 3 months ending December 31, 1996. This cash flow will be generated by the two existing subsidiaries Physicians Laser Services of Florida ("PLSF") and PLSCT, as well as two additional subsidiaries (PLSVA and PLSNY) which have been acquired as of October 30, 1996 and November 4, 1996 respectively. PLSCT and PLSF are expected to contribute $65,112 collectively. PLSNY is expected to lose $15,000, and PLSVA is expected to contribute $31,250. Revenues from the Registrant's subsidiaries should equal $2.5 million in 1997, which does not take into account the additional revenue which will be generated by the expected acquisition of sclero (varicose vein) and hair removal lasers. Factors that may adversely affect the Registrant's cash flow include significant technology change, inability to obtain the capital necessary to purchase the required number of laser devices, increases in competition in the market, and the Registrant's ability to obtain and retain new clients.

     The necessary capital expenditure the Registrant expects to make from the operation of each of, PLSF, PLSCT, and PLSVA is expected to average $25,000 per unit, for a total of $100,000.

     (b)(2)(iii) Material commitments for capital expenditures and the expected sources for funds for such expenditures: Other than as previously noted above, the Registrant expects to make no additional material commitments for capital expenditures.

     (b)(2)(iv) Known trends, events or uncertainties that have had or are reasonably expected to have a material impact on net sales
or revenues or income:   The known trends, events or uncertainties
that Registrant reasonably expects to have a material favorable impact on income include its plans to acquire other mobile laser companies operating and located throughout the United States. Through August of 1996, the Registrant has identified 10 acquisition candidates. The acquisitions are anticipated to be made through the issuance of restricted shares of the Registrant's common stock in exchange for the target laser company's common stock.

     In addition, the Registrant expects its revenues to increase as more physicians are recruited as customers for the rental of its mobile lasers in the Registrant's primary service area in South Florida, and as physicians are recruited as customers for the rental of its mobile lasers on Florida's west coast. However, increases in competition, the Registrant's inability to employ a sufficient marketing and sales force, among other factors, may adversely affect the Registrant's anticipated increase in revenues.

     (b)(2)(v) Significant elements of income or loss that do not arise from the Registrant's continuing operations: see (b)(2)(iv) above.

     (b)(2)(vi) Causes for any material changes from period to period in one or more line items: None.

     (b)(2)(vii) Seasonal aspects that had a material effect on the financial condition or results of operations: Revenues during the spring and summer season are traditionally lower in Registrant's south Florida market than during the fall and winter season.
During the fall and winter season months, the population of this market increases approximately 50.0%. The seasonal factor during this reporting period was significant since the operations of the Registrant were concentrated in the south Florida market. At the next reporting period the seasonal factor will be diminished by the inclusion of revenues from announced acquisitions of PLSNY and PLSVA. During future reporting periods, this factor is expected to diminish to a greater degree by the inclusion of revenues from acquisition of additional companies throughout the country which are not impacted by such seasonal factors to the same degree as the Florida subsidiary. If these additional acquisitions are not accomplished, the seasonal factor may impact revenues once again.

                  PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

       NONE

Item 2.  Changes in Securities.

       NONE

Item 3.  Defaults Upon Senior Securities.

       NONE

Item 4.  Submission of Matters to a Vote of Securities Holders

       NONE

Item 5.  Other Information.

     A letter of intent, dated July 11, 1996, was entered into between the Registrant and Tri-State Laser Corp. ("Tri-State") of Williamsburg, Ohio to acquire all of the outstanding securities of Tri-State. The transaction is anticipated to close on or before December 15, 1996. The Registrant shall issue an undetermined number of restricted shares of its common stock, as consideration for the transaction.


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