Form 10QSB
period 1999-03-31
PHYSICIANS LASER SERVICES INC /FL
filed 2000-03-07
CIK 740695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES ACT OF 1934

For the quarterly period ending March 31, 1999

Or

( ) For the transition period from ____ to ____

Commission file number   2-89401

         PHYSICIANS LASER SERVICES, INC. (f/k/a EX-CEL RESOURCES, INC.) (Exact name of small business issuer as Specified in its Charter)

                Delaware                                 13-3188137
      (State of incorporation)                    (IRS identification number)

                   540 N.E. 8th St., Ft. Lauderdale, FL 33304
                     (Address of Principal Executive Office)

          Registrant's phone number, including area code (954) 764-5600

            3200 N. Federal Highway, Suite 226, Boca Raton, FL 33431
                 (Former address, if changed since last report)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 of 15 (d) Of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing Requirements for the past 90 days: Yes __ No X

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDING DURING THE PRECEEDING FIVE YEARS:

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] .

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares of each of the Registrant's classes of common stock, as of the latest practicable date: 6,873,455 as of March 31, 1999.

                          PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements

         Unaudited financial statements for the quarterly period covered by this report are attached hereto. The statements, in management's opinion, represent a fair presentation. Further, the financial statements do not contain all disclosures required by General Account Principles to be included in a full set of financial statements.


          PHYSICIANS LASER SERVICES, INC. (F/K/A EX-CEL RESOURCES, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)


                           CONSOLIDATED BALANCE SHEETS
                           MARCH 31, 1999 (UNAUDITED)




                                                       3/31/99                    12/31/98
ASSETS

Cash and Equivalents                                       -0-                         -0-
TOTAL ASSETS                                               -0-                         -0-



LIABILITIES
Accrued Payables                                      $690,000                    $690,000
TOTAL LIABILITIES                                      690,000                     690,000



STOCKHOLDER'S DEFIENCY

Preferred Stock, $0.025 par value
10,000,000 shares authorized, no
shares issued or outstanding

Common Stock, $ 0.01 par value
10,000,000 shares authorized
Shares issued and outstanding
6,873,455 in 1999 and 1998

Additional Paid In Capital                                 -0-                         -0-
Accumulated Deficit                                    800,201                     800,201

TOTAL SHAREHOLDER'S EQUITY                                 -0-                         -0-

TOTAL LIABILITIES AND SHAREHOLDER'S
EQUITY                                                     -0-                         -0-

                   The accompanying notes are an integral part
                          Of these financial statements



         PHYSICIANS LASER SERVICES, INC. (f/k/a EX-CEL RESOURCES, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                           March 31, 1999 (UNAUDITED)




                                                             3/31/99           3/31/98          CUMULATIVE
TOTAL REVENUE                                                    -0-              -0-            $1,314,119

COST OF SALES                                                    -0-              -0-            (1,022,146)

GROSS PROFIT                                                     -0-              -0-               291,973

TOTAL OPERATING EXPENSES                                         -0-              -0-            (1,092,174)

NET INCOME (LOSS)                                                -0-              -0-            ( 800, 201)

AVERAGE NUMBER OF OUTSTANDING
SHARES                                                     6,873,455        6,873,455             6,873,455

INCOME (LOSS) PER SHARE                                          -0-              -0-                ($0.12)


                 The accompanying notes are an integral part Of
                           these financial statements.

          PHSICIANS LASER SERVICES, INC. (f/k/a) EX-CEL RESOURCES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           March 31, 1999 (UNAUDITED)



                                                       3/31/99                   3/31/98
CASH FROM OPERATING ACTIVITIES                           -0-                       -0-

NET INCOME                                               -0-                       -0-

INCREASE (DECREASE) IN EXPENSES                          -0-                       -0-

CASH FLOWS FROM INVESTING                                -0-                       -0-

CASH FLOWS PROVIDED BY INVESTING                         -0-                       -0-

CASH FLOWS FROM FINANCIAL ACTIVITIES                     -0-                       -0-

NET CASH PROVIDED BY FINANCING                           -0-                       -0-

NET INCREASE (DECREASE) IN CASH                          -0-                       -0-

CASH AT BEGINNING OF YEAR                                -0-                       -0-

CASH AT END OF YEAR                                      -0-                       -0-

                 The accompanying notes are an integral part Of
                           these financial statement.

          PHYSICIANS LASER SERVICES, INC (f/k/a EX-CEL RESOURCES, INC.)
                          NOTES TO FINANCIAL STATEMENTS

Note 1. Organization And Significant Accounting Policies

Organization:

Ex-Cel Resources, Inc. (Ex-Cel), a Delaware corporation has been is a public entity in existence since 1982. It was merged with Physicians Laser Services of Florida (PLSF) on October 4, 1995, and renamed Physicians Laser Services, Inc.
(PLSI), the" Registrant".

The Registrant was engaged in the business of providing daily rentals of mobile lasers to physician's offices (primarily dermatologists and plastic surgeons) hospitals and medical clinics.

During 1996, the Registrant made three acquisitions, United Laser Systems, Physicians Laser Services of New York and Mobilase. These entities were subsequently incorporated as Physicians Laser Services of Connecticut (PLSF), Physicians Laser Services of New York (PLSNY) and Physicians Laser Services of Virginia (PLSVA).

Significant Accounting Policies

The Registrant has kept its books and records in accordance with Generally Accepted Accounting Principles, and has used the accrual method of accounting. This means that income is recorded when earned, and expenses are recognized when incurred, whether or not cash changes hands at that time

Income Taxes
The Registrant has substantial carry forward losses, which are probably not useable under the Federal Income Tax Code, and, therefore, no tax benefit has been recorded. These losses will begin to expire in 2007.

Earnings Per Share
Earnings (losses) per share are computed by dividing net income (losses) for the period by the weighted average number of shares of common stock or common stock equivalents outstanding during that period.

Note 2. Sale of Subsidiaries
During 1997, the Registrant reversed its acquisitions, and terminated the subsidiary corporations, due to severe cash flow problems, large operating losses and a lack of capital. The Registrant ceased all business activity at the end of 1997.

Note 3. Capital Stock
The Registrant has issued 6,873,455 of its common shares since its inception, and no preferred shares.

Note 4. Commitments and Contingencies
At present there are no commitments or contingencies.

Note 5. Related Part Transactions
None

Note 6. Subsequent Events
None

Item 2. Management's Discussion and Analysis or Plan of Operation

         Physicians Laser Services, Inc. (the Registrant") resulted from the October 4, 1995 merger of Physicians Laser Services of Florida (PLSF) and Ex-Cel Resources, which was renamed Physicians Laser Services, Inc. The Registrant ceased all operations at the end of 1997, and, consequently, has been dormant since that time.

         The Registrant is seeking business opportunities which will take the form of a merger and/or and acquisition with or by another company. It is anticipated that business opportunities will be introduced to the Registrant from various sources, including professional advisors such as attorneys and accountants, securities broker dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. There do not presently exist any formal agreements or commitments with any individual for such person to act as a broker or finder of opportunities for the Registrant.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         The company has four judgments against it, which total $187,547. There is another threatened lawsuit in the amount of $52,914. In addition, the Registrant expects legal action against it by the Internal Revenue Service for a total of $56,000 in unpaid Form 941 (withholding taxes) plus interest and penalties, which could amount to an aggregate sum in excess of $112,000.

Item 2 Changes in Securities

         None.

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

         None

Item 6. Exhibits and reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized

Physicians Laser Services, Inc.

/s/ Gerard D. Grau

By: Gerard D. Grau,
Chairman and CEO