Form 10QSB
period 1999-06-30
PHYSICIANS LASER SERVICES INC /FL
filed 2000-03-07
CIK 740695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES ACT OF 1934

For the quarterly period ending  June 30, 1999

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

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ]   No [ ].

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares of each of the Registrant's classes of common stock, as of the latest practicable date: 6,873,455 as of June 30, 1999.

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


                           CONSOLIDATED BALANCE SHEETS
                            JUNE 30, 1999 (UNAUDITED)




                                                      6/30/99                6/30/98
ASSETS

Cash and Equivalents                                      -0-                    -0-
TOTAL ASSETS                                              -0-                    -0-



LIABILITIES
Accrued Payables                                     $690,000               $690,000
TOTAL LIABILITIES                                     690,000                690,000



STOCKHOLDER'S DEFICIENCY

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


                   The accompanying notes are an integral part
                          Of these financial statements


         PHYSICIANS LASER SERVICES, INC. (f/k/a EX-CEL RESOURCES, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATE\D STATEMENT OF OPERATIONS
                            June 30, 1999 (UNAUDITED)




                                                     6/30/99          6/30/98          CUMULATIVE
TOTAL REVENUE                                             -0-              -0-         $ 1,314,119

COST OF SALES                                             -0-              -0-          (1,022,146)

GROSS PROFIT                                              -0-              -0-             291,973

TOTAL OPERATING EXPENSES                                  -0-              -0-          (1,092,174)

NET INCOME (LOSS)                                         -0-              -0-            (800,201)

AVERAGE NUMBER OF OUTSTANDING
SHARES                                              6,873,455        6,873,455           6,873,455

INCOME (LOSS) PER SHARE                                   -0-              -0-              ($0.12)


                 The accompanying notes are an integral part Of
                           these financial statements.


          PHSICIANS LASER SERVICES, INC. (f/k/a) EX-CEL RESOURCES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            June 30, 1999 (UNAUDITED)



                                                     6/30/99                        6/30/98
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

          PHYSICIANS LASER SERVICES, INC (f/k/a EX-CEL RESOURCES, INC.)
                          NOTES TO FINANCIAL STATEMENTS

Note 1. Organization And Significant Accounting Policies

Organization:

Ex-Cel Resources, Inc. (Ex-Cel), a Delaware corporation has been a public entity in existence since 1982. It was merged with Physicians Laser Services of Florida (PLSF) on October 4, 1995, and renamed Physicians Laser Services, Inc.
(PLSI), the" Registrant".

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