Form 10QSB
period 1999-09-30
PHYSICIANS LASER SERVICES INC /FL
filed 2000-03-07
CIK 740695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES ACT OF 1934

For the quarterly period ending September 30, 1999

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

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 of 15 (d) Of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing Requirements for the past 90 days: Yes X No __

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDING DURING THE PRECEEDING FIVE YEARS:

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ]   No [ ].

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares of each of the Registrant's classes of common stock, as of the latest practicable date: 6,873,455 as of September 30, 1999.

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


                                            CONSOLIDATED BALANCE SHEETS
                                          SEPTEMBER 30, 1999 (UNAUDITED)




                                                  9/30/99             9/30/98

ASSETS

Cash and Equivalents                                  -0-               -0-
TOTAL ASSETS                                          -0-               -0-



LIABILITIES
Accrued Payables                                   $690,000          $690,000
TOTAL LIABILITIES                                   690,000           690,000



STOCKHOLDER'S DEFICENCY

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








                   The accompanying notes are an integral part
                          Of these financial statements
                                       2

         PHYSICIANS LASER SERVICES, INC. (f/k/a EX-CEL RESOURCES, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATE\D STATEMENT OF OPERATIONS
                         September 30, 1999 (UNAUDITED)




                                            9/30/99            9/30/98               CUMULATIVE


TOTAL REVENUE                                 -0-                -0-                $ 1,314,119

COST OF SALES                                 -0-                -0-                 (1,022,146)

GROSS PROFIT                                  -0-                -0-                    291,973

TOTAL OPERATING EXPENSES                      -0-                -0-                 (1,092,174)

NET INCOME (LOSS)                             -0-                -0-                 ( 800, 201)

AVERAGE NUMBER OF OUTSTANDING SHARES          6,873,455          6,873,455            6,873,455

INCOME (LOSS) PER SHARE                       -0-                -0-                ($     0.12)







                     The accompanying notes are an integral
                       part of these financial statements.

          PHSICIANS LASER SERVICES, INC. (f/k/a) EX-CEL RESOURCES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         September 30, 1999 (UNAUDITED)


                                                    9/30/99          9/30/98

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

          PHYSICIANS LASER SERVICES, INC. (f/k/a EX-CEL RESOURCES, INC.)
                          NOTES TO FINANCIAL STATEMENTS

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

Note 5. Related Part Transactions
None

Note 6. Subsequent Events
None

<
Item 2. Management's Discussion and Analysis or Plan of Operation

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